Form 10-Q
period 2026-09-30
Haymaker Acquisition Corp V
filed 2026-11-13
CIK 2111838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-43476

HAYMAKER ACQUISITION CORP V
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1899739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
515 North Flagler Drive, Suite 350
West Palm Beach,
FL
33401
(Address of principal executive offices)
(929)
280-1912
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	HYACU	The New York Stock Exchange LLC
Class A ordinary shares, par value $0.0001 per share	HYAC	The New York Stock Exchange LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	HYACW	The New York Stock Exchange LLC
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of November 13, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HAYMAKER ACQUISITION CORP V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
HAYMAKER ACQUISITION CORP V
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$1,796,509	$—
Prepaid expenses	403,751	54,983
Prepaid insurance	75,447	—

Total Current Assets	2,275,707	54,983
Prepaid insurance – long-term	78,728	—
Investments held in Trust Account	287,799,871	—
Deferred offering costs	—	195,243

Total Assets	$290,154,306	$250,226

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$69,652	$6,760
Accrued offering costs	97,332	145,243
Promissory note – related party	79,690	92,797

Total Current Liabilities	246,674	244,800
Deferred underwriting fee	12,250,000	—

Total Liabilities	12,496,674	244,800

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 and no shares at a redemption value of $10.01 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	287,799,871	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 28,750,000 and no shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)(2)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(10,142,958)	(19,574)

Total Shareholders’ (Deficit) Equity	(10,142,239)	5,426

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$290,154,306	$250,226

(1)
Included up to
937,500
Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On September 18, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares are no longer subject to forfeiture.

(2)
In August 2026, the Company issued
1,437,500
Class B ordinary shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B ordinary shares increasing to 7,187,500. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP V
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Operating and formation costs	$160,182	$199,213

Loss from operations	(160,182)	(199,213)

Other income:
Interest earned on investments held in Trust Account	299,871	299,871

Total other income	299,871	299,871

Net income	$139,689	$100,658

Weighted average shares outstanding, Class A ordinary shares, basic and diluted	4,062,500	1,369,048

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.01

Weighted average shares outstanding, Class B ordinary shares, basic	6,382,473	6,294,643

Basic net income per share, Class B ordinary shares	$0.01	$0.01

Weighted average shares outstanding, Class B ordinary shares, diluted(1)(2)	7,187,500	6,565,934

Diluted net income per share, Class B ordinary shares	$0.01	$0.01

(1)
Included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On September 18, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares are no longer subject to forfeiture.

(2)
In August 2026, the Company issued 1,437,500 Class B ordinary shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B ordinary shares increasing to 7,187,500. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP V
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$24,281	$(19,574)	$5,426
Net loss	—	—	—	—	—	(31,606)	(31,606)

Balance – March 31, 2026 (unaudited)	—	—	7,187,500	719	24,281	(51,180)	(26,180)
Net loss	—	—	—	—	—	(7,425)	(7,425)

Balance – June 30, 2026 (unaudited)	—	—	7,187,500	719	24,281	(58,605)	(33,605)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,042,533)	(10,224,042)	(21,266,575)
Sale of 5,333,333 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,239,167	—	3,239,167
Allocation of transaction costs to Public Warrants and Private Placement Warrants	—	—	—	—	(220,915)	—	(220,915)
Net income	—	—	—	—	—	139,689	139,689

Balance – September 30, 2026 (unaudited)	—	$—	7,187,500	$719	$—	$(10,142,958)	$(10,142,239)

(1)
Included up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On September 18, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares are no longer subject to forfeiture.

(2)
In August 2026, the Company issued 1,437,500 Class B ordinary shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B ordinary shares increasing to 7,187,500. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited condensed fina
ncial statements.

HAYMAKER ACQUISITION CORP V
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$100,658
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating and formation costs through promissory note – related party	5,000
Interest earned on investments held in Trust Account	(299,871)
Changes in operating assets and liabilities:
Prepaid expenses	(367,008)
Prepaid insurance	(75,447)
Prepaid insurance – long-term	(78,728)
Accrued expenses	62,892

Net cash used in operating activities	(652,504)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placement Warrants	8,000,000
Proceeds from promissory note - related party	157,419
Repayment of promissory note - related party	(176,376)
Payment of offering costs	(532,030)

Net cash provided by financing activities	289,949,013

Net Change in Cash	1,796,509
Cash – Beginning of period	—

Cash – End of period	$1,796,509

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$206,589

Offering costs paid through promissory note - related party	$850

Prepaid expenses applied to deferred offering costs	$18,240

Accretion of Class A ordinary shares to redemption value	$21,266,575

Deferred underwriting fee payable	$12,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)
NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS
Haymaker Acquisition Corp V (f/k/a Haymaker Medici Acquisition Corp.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 25, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 25, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is Haymaker Sponsor V LLC (f/k/a Haymaker Medici Sponsor, LLC) (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on September 16, 2026. On September 18, 2026, the Company consummated the Initial Public Offering of 28,750,000 units at $10.00 per unit (the “Units”), which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000 (see Note 3). Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,333,333 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC, the underwriters of the Initial Public Offering, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $8,000,000. Of those 5,333,333 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC purchased an aggregate of 1,333,333 Private Placement Warrants (Cantor Fitzgerald & Co. purchased 800,000 warrants, William Blair & Company, L.L.C. purchased 400,000 warrants and Roth Capital Partners, LLC purchased 133,333 warrants). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Transaction costs amounted to $17,948,453, consisting of $5,000,000 of cash underwriting fees, $12,250,000 of deferred underwriting fees, and $698,453 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Following the closing of the Initial Public Offering, on September 18, 2026, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Warrants, is held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to fund its working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay its taxes, if any (other than excise or similar taxes) (any withdrawals to pay for the Company’s taxes shall not be subject to the $250,000 annual limitation described in the foregoing) (such withdrawals, collectively, “Permitted Withdrawals”), and up to $100,000 of interest income to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals, divided by the number of then outstanding public shares, subject to the limitations. The Company will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible excise or similar taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including any excise tax due under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company, prior to the release of such funds from the Trust Account upon the initial Business Combination. The amount in the Trust Account is initially anticipated to be $10.00 per public share.
The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”
The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of
Rule 14e-5
under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 18, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.
Liquidity, Capital Resources and Going Concern
The Company’s liquidity needs up to September 18, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $400,000. As of September 30, 2026, the Company had $1,796,509 cash outside the Trust Account and had working capital surplus of $2,029,033.
In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post Business Combination entity, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such Working Capital Loans were outstanding.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial business combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2028. Although Management plans to seek additional funding to meet the Company’s liquidity needs, there can be no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful by the end of the Completion Window.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,796,509 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Investments Held in Trust Account
As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $287,799,871 and $0, respectively, are held in money market funds which are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.
Concentration of Credit Risk
Financial instruments that are potentially subject to concentration of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants (defined below) and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature, except for warrants (See Note 8).
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Warrant Instruments
The Company accounted for the Public Warrants (defined below) and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.
Class A Ordinary Shares Subject to Possible Redemption
The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,239,167)
Allocated issuance costs	(17,727,537)
Plus:
Accretion of carrying value to redemption value	21,266,575

Class A ordinary shares subject to possible redemption, September 30, 2026	$287,799,871

Net Income per Ordinary Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Class B ordinary shares” and, together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.
The calculation of diluted net income per ordinary share does not consider the effect of the 9,583,333 Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants, which are exercisable for an aggregate of 5,333,333 Class A ordinary shares, because the issuance of the underlying Class A ordinary shares is contingent upon the occurrence of a Business Combination and the inclusion of such shares would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
Founder shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the underwriters’ over-allotment option. For purposes of diluted net income per ordinary share, the founder shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the founder shares are included in the calculation of diluted EPS as if outstanding from the beginning of the interim period upon the full exercise of the over-allotment option on September 18, 2026.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$57,676	$90,612	$19,518	$89,739

Denominator:
Basic weighted average ordinary shares outstanding	4,062,500	6,382,473	1,369,048	6,294,643

Basic net income per ordinary share	$0.01	$0.01	$0.01	$0.01

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$53,548	$94,740	$18,850	$90,407

Denominator:
Diluted weighted average ordinary shares outstanding	4,062,500	7,187,500	1,369,048	6,565,934

Diluted net income per ordinary share	$0.01	$0.01	$0.01	$0.01

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on September 18, 2026, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,750,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $287,500,000. Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (“Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
Warrants — As of September 30, 2026, there were 9,583,333 Public Warrants and 5,333,333 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.
Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.
Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a
30-trading day
period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights
.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC purchased an aggregate of 5,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement, generating gross proceeds of $8,000,000. Of those 5,333,333 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC purchased an aggregate of 1,333,333 Private Placement Warrants (Cantor Fitzgerald & Co. purchased 800,000 warrants, William Blair & Company, L.L.C. purchased 400,000 warrants and Roth Capital Partners, LLC purchased 133,333 warrants). Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).
The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On December 28, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In August 2026, the Company issued 1,437,500 Class B ordinary shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B ordinary shares increasing to 7,187,500. Up to 937,500 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On September 18, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares are no longer subject to forfeiture.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the
“Lock-up”).
Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the
Lock-up.
Promissory Note — Related Party
On December 28, 2025, the Sponsor agreed to loan the Company an aggregate of up to $400,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of October 31, 2026 or the closing of the Initial Public Offering. On September 18, 2026, the Company had borrowed $256,066 under the promissory note. The Company repaid $176,376 at the closing of the Initial Public Offering and the balance of $79,690 remains outstanding. Borrowings under the promissory note are no longer available. As of September 30, 2026, $79,690 was outstanding under the promissory note – related party.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
Administrative Support and Advisory Agreements
Commencing on the effective date of the Initial Public Offering, September 16, 2026, the Company entered into an agreement with Mistral Capital Management LLC to pay $67,500 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Business Combination or the Company’s liquidation, any remaining monthly payments from the initial
24-month
term will be accelerated and due at the closing of the Business Combination or liquidation. For the three and nine months ended September 30, 2026, the Company incurred $33,750 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.
In addition, commencing on the effective date of the Initial Public Offering, September 16, 2026, the Company entered into an agreement with an affiliate of the Company’s Chief Executive Officer and Chief Financial Officer to pay $40,000 per month for services rendered prior to the consummation of the Business Combination, which amounts will be accrued from the closing of the Initial Public offering and will only be payable upon the successful completion of the Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $20,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.
Registration Rights
The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC may only make a demand on one occasion and only during the five-year period beginning from the commencement of sales in the Initial Public Offering. In addition, Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC may participate in a piggyback registration only during the seven-year period following commencement of sales in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On September 18, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.
The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding the over-allotment Units). Additionally, the underwriters are entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $12,250,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY
Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 and no shares subject to possible redemption, respectively.
Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On December 28, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. In August 2026, the Company issued 1,437,500 Class B ordinary shares to the Sponsor by way of a share capitalization, resulting in the total number of issued and outstanding Class B ordinary shares increasing to 7,187,500. Up to 937,500 of the founder shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On September 18, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares are no longer subject to forfeiture.
The founder shares will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) all ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares issuable upon the exercise of the private placement warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Class A ordinary shares by public shareholders in connection with an initial Business Combination and any redemptions of Class A ordinary shares by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business
combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).
Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds)
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.
NOTE 8. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
At September 30, 2026, assets held in the Trust Account were comprised of $287,799,871 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2026, the Company did not withdraw interest earned on the trust funds.
At December 31, 2025, there were no assets held in the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$287,799,871	$—

HAYMAKER ACQUISITION CORP V
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The fair value of the Public Warrants issued in the Initial Public Offering is $3,239,167, or $0.338 per Public Warrant and was determined using a Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

September 18, 2026
Underlying stock price	$9.95
Exercise price	$11.50
Volatility	5.0%
Implied market adjustment	19.0%
Risk-free rate	4.81%
Warrant term (years)	7
NOTE 9. SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has only one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,796,509	$—
Investments held in Trust Account	$287,799,871	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Operating and formation costs	$160,182	$199,213
Interest earned on investments held in Trust Account	$299,871	$299,871
The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the interest earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
The CODM reviews operating and formation costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Haymaker Acquisition Corp V. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Haymaker Sponsor V LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 25, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 25, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $139,689, which consisted of interest earned on investments held in the Trust Account of $299,871, offset by operating and formation costs of $160,182.

For the nine months ended September 30, 2026, we had a net income of $100,658, which consisted of interest earned on investments held in the Trust Account of $299,871, offset by operating and formation costs of $199,213.

Liquidity, Capital Resources and Going Concern

On September 18, 2026, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (each exercisable for one Class A ordinary share at $11.50 per share) in a private placement to the Sponsor and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC, generating gross proceeds of $8,000,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $17,948,453, consisting of $5,000,000 of cash underwriting fees, $12,250,000 of deferred underwriting fees, and $698,453 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $652,504. Net income of $100,658 was adjusted by non-cash items consisting of $5,000 of operating and formation costs paid by Sponsor through the promissory note – related party and $299,871 of interest earned on investments held in the trust account. Changes in operating assets and liabilities used $458,291 of cash from operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $287,799,871 (including $299,871 of interest income) consisting of money market funds, which are invested primarily in U.S. treasury securities. We may withdraw interest for Permitted Withdrawals (up to $250,000 annually for working capital, plus rollover) and to pay our taxes, if any (other than excise or similar taxes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,796,509. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination by the Completion Window, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate an initial business combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 18, 2028. We cannot assure our shareholders that our plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than (i) the deferred underwriting discount, (ii) an agreement to pay Mistral Capital Management LLC, an affiliate of the Company’s Chief Executive Officer and Chief Financial Officer, a monthly fee of $67,500 per month for office space, secretarial and administrative services provided to members of the Company’s management team, and (iii) an agreement with a separate affiliate of the Company’s Chief Executive Officer and Chief Financial Officer to pay $40,000 per month for services rendered prior to the consummation of the Business Combination, which amounts will be accrued from the closing of the Initial Public Offering and will only be payable upon the successful completion of the Business Combination.

The underwriters are entitled to a deferred underwriting discount of $12,250,000, which is presented as a long-term liability in the accompanying balance sheets and will become payable upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

We began incurring fees to Mistral Capital Management LLC on September 16, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2026, the Company incurred $33,750 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

In addition, commencing on the closing date of the Initial Public Offering, September 18, 2026, the Company entered into an agreement with an affiliate of the Company’s Chief Executive Officer and Chief Financial Officer to pay $40,000 per month for services rendered prior to the consummation of the Business Combination, which amounts will be accrued from the closing of the Initial Public Offering and will only be payable upon the successful completion of the Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $20,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On September 18, 2026, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 18, 2026, the Company consummated the Initial Public Offering of 28,750,000 units at $10.00 per unit (the “Units”), which includes the full exercise of the underwriters’ over-allotment option of 3,750,000 Units, generating gross proceeds of $287,500,000. Cantor and William Blair acted as joint book-running managers and Roth Capital Partners acted as co-manager,
of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-298544).
The Securities and Exchange Commission declared the registration statement effective on September 16, 2026.
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC purchased an aggregate of 5,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement, generating gross proceeds of $8,000,000. Of those 5,333,333 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and Cantor Fitzgerald & Co., William Blair & Company, L.L.C. and Roth Capital Partners, LLC purchased an aggregate of 1,333,333 Private Placement Warrants (Cantor Fitzgerald & Co. purchased 800,000 warrants, William Blair & Company, L.L.C. purchased 400,000 warrants and Roth Capital Partners, LLC purchased 133,333 warrants). Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $287,500,000 was placed in the Trust Account.
We incurred a total of $17,948,453 consisting of $5,000,000 of cash underwriting fees, $12,250,000 of deferred underwriting fees, and $698,453 of other offering costs and expenses related to the Initial Public Offering.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation
S-K.
(c) During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule
16a-1(f)
promulgated under the Exchange Act) adopted or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated September 16, 2026, by and between the Company and Cantor Fitzgerald & Co. and William Blair & Company, L.L.C., as representatives of the several underwriters (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

4.1	Warrant Agreement, dated September 16, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.1	Investment Management Trust Agreement, September 16, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.2	Registration Rights Agreement, dated September 16, 2026, by and among the Company and certain security holders (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.3	Sponsor Private Placement Warrants Purchase Agreement, dated September 16, 2026, by and between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.4	Underwriters Private Placement Warrants Purchase Agreement, dated September 16, 2026, by and between the Company and the Underwriters (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.5	Letter Agreement, dated September 16, 2026, by and among the Company, its officers, directors, and the Sponsor (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.6	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333- 298544), filed by the Company on August 25, 2026).

10.7	Administrative Services Agreement, dated September 16, 2026, by and between the Company and Mistral Capital Management LLC (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

10.8	Advisory Services Agreement, dated September 16, 2026, by and between the Company and Forest Crest Holdings LLC (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed by the Company on September 22, 2026).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYMAKER ACQUISITION CORP V

Date: November 13, 2026	By:	/s/ Christopher Bradley
	Name:	Christopher Bradley
	Title:	Chief Executive Officer, Chief Financial Officer, and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)